Form 10-K/A
period 2001-12-31
FNT MORTGAGE BACKED PASS THRU CERTIFICATES SERIES FNT 2001 4
filed 2002-08-22
CIK 1167287

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 13 of consecutively numbered pages.

                     AMENDMENT NUMBER 1 OF 1

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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trust Administrator under the Agreement referred to herein



Date:  August 22, 2002              By:  /s/ Thomas M. Britt
                                    -----------------------------
                                    Thomas M. Britt
                                    Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page

 99.1       Servicer's Annual Statement of Compliance                    6
            and Officers' Certification

 99.2       Servicer's Annual Independent Accountant's Report            10

                                EXHIBIT 99.1

        Servicer's Annual Statement of Compliance and Officers' Certification

Washington Mutual Mortgage Securities Corporation
75 North Fairway Drive
Vernon Hills, IL  60061

May 16, 2002

Chase Manhattan Bank of Connecticut, N.A.
300 Tice Boulevard 3rd Floor-North
WoodCliff, NJ  07675
Attn:  Fran Ambrosia, Docs Control

RE:      ANNUAL STATEMENT AS TO COMPLIANCE FOR WAMU MORTGAGE
         SECURITIES CORP. MORTGAGE PASS-THROUGH CERTIFICATES

Dear Ms. Ambrosia:

Please be advised that, in accordance with the pooling and servicing agreements (each, an "Agreement") executed in connection with the series of mortgage pass-through certificates listed on the schedule attached to the correspondence attached to this letter. I have reviewed the activities of Washington Mutual Mortgage Securities Corp. (f/k/a PNC Mortgage Securities Corp.) (the "Master Servicer"), acting in its capacity as master servicer under each Agreement, during the preceding calendar year and its performance under the Agreements and, to the best of my knowledge, the Master Servicer has fulfilled all of its obligations under the Agreements during such year.

Please find enclosed the "Report of Independent Auditors" for the year ended December 31, 2001.

Sincerely,



/s/ Richie Moore
Richie Moore
Vice President
Master Servicing Division
RM/aa

enclosures

WASHINGTON MUTUAL BANK, FA
SCHEDULE OF AGREEMENTS WITH THE CHSE MANHATTAN BANK COMPANY
Servicing in compliance with the terms of the agreement


Description

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, FNT Mortgage-Backed Pass-Through Certificates, Series FNT 2001-4, between Credit Suisse First Boston Mortgage Securities Corp. (Depositor), DLJ Mortgage Capital, Inc. (Seller), Greenpoint Mortgage Funding, Inc. (Seller), First Nationwide Mortgage Corporation (Seller and Servicer), WMMSC (Seller and Servicer), Chase Manhattan Mortgage Corporation (Master Servicer), Vesta Servicing, L.P. (Special Servicer), Bank One, N.A. (Trustee), and The Chase Manhattan Bank (Chase)(Trust Administrator).

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD/ Text Telephone

Chase Manhattan Mortgage Corporation
Master Servicing
1400 East Newport Center Drive
Deerfield Beach, FL  33442

RE:  Annual Certification

Pursuant to the servicing agreement, the undersigned Officer certifies to the following:

a) All hazard (or mortgage impairment, if applicable) flood or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments and other changes have been paid by/in connection with the Mortgaged Properties;

b) All property inspections have been completed;

c) Compliance relative to Adjustable Rate Mortgages have been met;

d) Compliance with IRS Foreclosure reporting regulations enacted as IRS Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed;

e) All loans CMMC services in state that have statutes requiring payment of interest on escrow/impound accounts have been completed;

f) That such officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy, and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

g) Enclosed is a copy of our most recent independent audit statement.

CERTIFIED BY:  /s/ Lucy P. Gambino          Date:  March 29, 2002
                  ------------------------------

Lucy P. Gambino
Vice President
Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219

Exhibit I

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 15, 2002

As of and for the year ended December 31, 2001, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the mininum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These standards are applicable only to Chase Manhattan Mortgage Corporation's prime and subprime mortgage portfolios.

As of and for same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.


/s/ Steve Rotella
--------------------------
Steve Rotella
Chief Executive Officer

/s/ Glenn Mouridy
--------------------------
Glenn Mouridy
Executive Vice President of Servicing

/s/ Terry L. Gentry
--------------------------
Terry L. Gentry
Senior Vice President of Servicing

/s/ Lucy Gambino
--------------------------
Lucy Gambino
Vice President of Risk Management

OLYMPUS Servicing, LP
9600 Great Hills Trail, Suite #200W
Austin, TX  78759

Tel:  512.349.8300
Fax:  512.349.8371
www.OlympusServicing.com


OFFICER CERTIFICATE

A review of the activities of the Servicer during the preceding calendar year and of its performance under servicing agreements, including this Servicing Agreement has been made under such officer's supervision and to the best of such officer's knowledge.

Based on such review, the Servicer has compiled in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout such year.

/s/  Jeff Neal
Jeff Neal
Chief Operating Officer

                                EXHIBIT 99.2

        Servicer's Annual Independent Accountant's Report

DELOITTE & TOUCHE LLP
700 Fifth Avenue, Suite 4500
Seattle, Washington  98104-5044

Tel:  206.292.1800
Fax:  206.343.7809
www.us.deloitte.com


INDEPENDENT AUDITORS' REPORT ON AGREEMENTS
WITH THE CHASE MANHATTAN BANK

Board of Directors
Washington Mutual Bank, FA

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Washington Mutual Bank, FA and subsidiaries (including Washington Mutual Mortgage Securities Corp. (WMMSC)) as of December 31, 2001, and the related consolidated statements of income, stockholder's equity and comprehensive income, and of cash flows for the year then ended, and have issued our report thereon dated February 19, 2002 (March 1, 2002, as to Note2)(which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001).

In connection with our audit, nothing came to our attention that caused us to believe that WMMSC failed to comply with the terms, covenants, provisions, or conditions of the sections of the agreements between WMMSC and The Chase Manhattan Bank (Chase), as listed in the accompanying schedule, insofar as they relate to financial and accounting matters. However, our audit was not directed primarily toward obtaining knowledge of noncompliance.

This report is intended solely for the information and use of the Board of Directors, management of Washington Mutual Bank FA, and Chase, and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Deloitte & Touche

February 19, 2002

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York, NY  10036
Telephone (646) 471-4000
Facsimile (646) 471-4100


Report of Independent Accountants

To the Board of Directors and Stockholder
Of Chase Manhattan Mortgage Corporation:

We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards
("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year December 31, 2001 included in the accompanying management assertion (see Exhibit I). The Company performs loan subservicing functions for the residential loan servicing portfolios of its affiliates Chase Mortgage Company and Chase Mortgage Company West. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 15, 2002

KPMG
111 Congress Avenue, Suite 1100
Austin, TX  78701

Tel:  512.320.5200
Fax:  512.320.5100


INDEPENDENT ACCOUNTANTS' REPORT

General and Limited Partners
Olympus Servicing L.P.

We have examined management's assertion, included in the accompanying Management Assertion, that Olympus Servicing L.P. complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation program for Mortgage Bankers as of and for the year ended December 31, 2001. Management is responsible for Olympus Servicing L.P.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Partnership's compliance based on our examination.

Our examination was made in accordance with attestations standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Olympus Servicing L.P.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Olympus Servicing L.P.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that Olympus Servicing L.P. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/  KPMG LLP

January 25, 2002